Form 10-K
period 2003-03-31
YAMAHA MOTOR RECEIVABLES CORP
filed 2003-06-30
CIK 916095

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003	Commission file numbers 33-72806, 33-94784, 333-74069, 333-45516

Yamaha Motor Receivables Corporation
(Exact name of registrant as specified in its charter)

(Depositor with respect to the Yamaha Motor Master Trust)

on behalf of

YAMAHA MOTOR MASTER TRUST

Delaware (State or other jurisdiction of incorporation or organization)	33-0592719 (I.R.S. Employer Identification No.)
6555 Katella Avenue Cypress, CA (Address of principal executive offices)	90630 (Zip Code)

(714) 761-7500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

NOT APPLICABLE.

DOCUMENTS INCORPORATED BY REFERENCE

        NOT APPLICABLE: No annual report, proxy or information statement, or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the "Securities Act") is incorporated by reference.

YAMAHA MOTOR RECEIVABLES CORPORATION
(Depositor with respect to the Yamaha Motor Master Trust)
on behalf of the Yamaha Motor Master Trust

TABLE OF CONTENTS

PART I:
ITEM 1.	Business	1
ITEM 2.	Properties	2
ITEM 3.	Legal Proceedings	3
ITEM 4.	Submission of Matters to a Vote of Security Holders	3
PART II:
ITEM 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	3
ITEM 6.	Selected Financial Data	3
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	4
ITEM 8.	Financial Statements and Supplementary Data	4
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	4
PART III:
ITEM 10.	Directors and Executive Officers of the Registrant	4
ITEM 11.	Executive Compensation	4
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	4
ITEM 13.	Certain Relationships and Related Transactions	4
ITEM 14	Controls and Procedures	4
PART IV:
ITEM 15.	Principal Accountant Fees and Services (Optional, But Not Required, for Fiscal Years Ending On or After December 15, 2003)	4
ITEM 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	4
Signatures		7
Certifications		8
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act		9
Exhibit Index		9

PART I.

ITEM 1.    BUSINESS

        The registrant is a wholly-owned subsidiary of Yamaha Motor Corporation, U.S.A., a California corporation ("Yamaha"). The registrant was organized for limited purposes, which include purchasing receivables from Yamaha and transferring such receivables to third parties and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

        In accordance with such business purposes, the registrant formed Yamaha Motor Master Trust pursuant to a Master Pooling and Servicing Agreement, originally dated as of March 1, 1994, which was amended and restated by an Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999, among the registrant, as transferor, Yamaha, as servicer, and The Fuji Bank and Trust Company, which has been succeeded by JPMorgan Chase Bank, a New York banking corporation formerly known as The Chase Manhattan Bank, as trustee (the "Trustee"). GE Commercial Distribution Finance Corporation, a Nevada Corporation (the "Subservicer"), performs certain servicing obligations with respect to the receivables pursuant to a Servicing Agreement, dated as of March 1, 1994, as amended by the First Amendment to Servicing Agreement, dated as of May 1, 1999, between Yamaha and the Subservicer. The Subservicer's name was changed from ITT Commercial Finance Corp. to Deutsche Financial Services Corporation on or about May 2, 1995 and from Deutsche Financial Services Corporation to its current name on or about November 1, 2002.

        The trust's assets include wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements and other inventory financing arrangements (the "Accounts") with dealers in motorized products manufactured by Yamaha Motor Company, Ltd., Yamaha Motor Manufacturing Corporation of America and Tennessee Watercraft, Inc. to finance their inventory and collections on the Receivables. The trust, in turn, from time to time offers certificates representing undivided interests in the assets contained in the trust.

        As of March 31, 2003, the trust had the following certificates outstanding that were registered to holders other than the registrant::

  Variable Funding Series 1998-1, Class A Asset-Backed Certificates aggregating $170,000,000 (of a possible authorized amount of up to $175,500,000)
  Variable Funding Series 1998-1, Class B Asset-Backed Certificates aggregating $22,090,395 (of a possible authorized amount of up to $22,805,085)
  Floating Rate Series 1999-1, Class A Asset-Backed Certificates aggregating $200,000,000;
  Floating Rate Series 1999-1, Class B Asset-Backed Certificates aggregating $14,035,000;
  Floating Rate Series 2000-1, Class A Asset-Backed Certificates aggregating $171,000,000; and
  Floating Rate Series 2000-1, Class B Asset-Backed Certificates aggregating $12,000,000.

        As of March 31, 2003, the trust had the following certificates outstanding that were registered in the name of the registrant:

  Floating Rate Series 1999-1, Class C Asset-Backed Certificates aggregating $19,883.041;
  Floating Rate Series 2000-1, Class C Asset-Backed Certificates aggregating $17,000,000; and
  Exchangeable Transferor Certificate representing a beneficial interest in the trust not evidenced by the other certificates.

        Two series of certificates issued by the registrant are no longer outstanding. The first such series was issued in 1994 and was registered pursuant to a registration statement which went effective on or about March 18, 1994 under File No. 33-72806. The second such series was issued in 1995 and registered pursuant to a registration statement which went effective on or about October 20, 1995 under File No. 33-94784.

        The Series 1998-1 certificates described above were privately placed and as of March 31, 2003 had not been registered pursuant to the Securities Act of 1933, as amended (the "Securities Act").

1

        The Series 1999-1, Class A certificates and Series 1999-1, Class B certificates described above were registered pursuant to the registration statement which went effective May 14, 1999 under File No. 333-74069.

        The Series 2000-1, Class A certificates and Series 2000-1, Class B certificates described above were registered pursuant to the registration statement which went effective November 21, 2000 under File No. 333-45516.

ITEM 2.    PROPERTIES

        The property of the trust consists solely of the Receivables and the Accounts, collections thereon, and any related security interests or credit enhancements. For information regarding property of the trust and payments on the certificates, see the following items:

  (a)
  Aggregate Servicer's Report for the fiscal year ended March 31, 2003, filed as Exhibit 99.1 to this annual report on Form 10-K;

  (b)
  Monthly Servicer's Certificates prepared by Yamaha with respect to the Collection Periods during the fiscal year ended March 31, 2003 which are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on the dates specified below under File Nos. 33-72806 and 33-94784:

Collection Period Ended	Filing Date of Related Form 8-K
April 30, 2002	May 15, 2002
May 31, 2002	June 17, 2002
June 30, 2002	July 15, 2002
July 31, 2002	August 15, 2002
August 30, 2002	September 16, 2002
September 30, 2002	October 15, 2002
October 31, 2002	November 15, 2002
November 30, 2002	December 16, 2002
December 31, 2002	January 15, 2003
January 31, 2003	February 18, 2003[1]
February 28, 2003	March 17, 2003
March 31, 2003	April 15, 2003;

The Aggregate Servicer's Report for the fiscal year ended March 31, 2003, appearing as Exhibit 99.1 to this annual report on Form 10-K contains corrective information described under clause (i) thereto related to the Monthly Servicer's Certificate with respect to this report on Form 8-K. The correction does not result in any change to present or future amounts owed or owing to Certificateholders other than the registrant.

(c)
Annual Servicer's Certificate, with respect to the servicer's activities during the fiscal year ended March 31, 2003, filed as Exhibit 99.2 to this annual report on Form 10-K;

(d)
Independent Accountant's Report of Independent Accountants to the servicer—Attestation on Management's Assertion About Compliance with the Servicing and Administration Requirements of the Amended and Restated Master Pooling and Servicing Agreement, during the period described therein (with servicer's Management's Report on servicer's Compliance Attached), filed as Exhibit 99.3 to this annual report on Form 10-K;

(e)
Annual Subservicer's Certificate, with respect to the Subservicer's activities during the fiscal year ended March 31, 2003, filed as Exhibit 99.4 to this annual report on Form 10-K; and

(f)
Independent Accountant's Report of Independent Accountants to the Subservicer—Attestation on Management's Assertion About Compliance with the Servicing Requirements of the

    Servicing Agreement, during the period described therein (with Subservicer's Management's Report on Subservicer's Compliance Attached), filed as Exhibit 99.5 to this annual report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS:

        The registrant knows of no material pending legal proceedings with respect to the registrant, the trust (including its corpus), or involving the trust, the Trustee (in connection with its duties with respect to the trust), Yamaha (in connection with its duties with respect to the trust), or the Subservicer (in connection with its duties with respect to the trust), other than ordinary routine litigation incidental to either the operation of the trust or the duties of the Trustee, Yamaha, or the Subservicer with respect to the trust.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        No matters were submitted to a vote of certificateholders, through the solicitation of proxies or otherwise, during the period covered by this report.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

(a)	To the knowledge of the registrant, there is no established public trading market for the certificates.
(b)	As of June 4, 2003:
	(1)	the Series 1998-1, Class A certificates were held in certificated form by one holder of record;
	(2)	the Series 1998-1, Class B certificates were held in certificated form by one holder of record;
(3)
the Class A and Class B Certificates of Series 1999-1 and 2000-1 were held in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding definitive Class A and Class B Certificates of Series 1999-1 and 2000-1 are held by CEDE and Co., the nominee of DTC;
	(4)	there were seven holders of record (i.e. direct participants in the DTC system listed by DTC as holding positions in such certificates) of the Series 1999-1, Class A certificates;
	(5)	there were two such holders of record of the Series 1999-1, Class B certificates;
	(6)	there were five such holders of record of the Series 2000-1, Class A certificates; and
	(7)	there were six such holders of record of the Series 2000-1, Class B certificates.
(c)	Since the trust pays no dividends with respect to the certificates, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the trust.

ITEM 6.    SELECTED FINANCIAL DATA:

        NOT APPLICABLE.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

        NOT APPLICABLE.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

        NOT APPLICABLE.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        NOT APPLICABLE.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

        Nothing to report.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

        NOT APPLICABLE.

ITEM 11.    EXECUTIVE COMPENSATION:

        NOT APPLICABLE.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

        While some holders of record hold more than 5% of the invested amount of the certificates of their class, the certificates do not constitute "voting securities" within the meaning of Item 403 of Regulation S-K. As a result, the information requested by Item 403(a) is inapplicable. Because the trust has no officers or directors and "control" within the usual meaning of Item 403 is not applicable with respect to the trust, the information requested by Items 403(b) and 403(c) is also inapplicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

        NOT APPLICABLE.

ITEM 14.    CONTROLS AND PROCEDURES:

        NOT APPLICABLE. Disclosure not required of an Asset-Backed Issuer, per Item 307 of Regulation S-K.

PART IV.

ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Optional Disclosure for Fiscal Years Ending Before December 15, 2003):

        NOT APPLICABLE. The registrant is an Asset-Backed Issuer within the meaning of Rule 15d-14g under the Securities Exchange Act of 1934, as amended.

ITEM 16.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8-K:

        (a)(1) and (a)(2) Financial Statements:

        NOT APPLICABLE.

  (a)(3) Exhibits: See subparagraph (c) below

  (b)
  Reports on Form 8-K.

  The registrant has filed the reports on Form 8-K for each month during the fiscal year ended March 31, 2003 described under clause (b) in "Item 2—Properties" of this annual report on Form 10-K. Such reports were responses to Item 5 of Form 8-K that provided a Monthly Servicer's Certificate as an Exhibit to each such Form 8-K.

  (c)
  List of Exhibits.

Exhibit Number	Description
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession: NOT APPLICABLE
3.1	Amended and Restated Certificate of Incorporation for Yamaha Motor Receivables Corporation (Incorporated by Reference to Exhibit 3.1 of Registration Statement No. 333-74069).
3.2	By-laws of Yamaha Motor Receivables Corporation (filed herewith).
4.1	Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999, among Yamaha Motor Receivables Corporation, Yamaha Motor Corporation, U.S.A., and the Trustee (Incorporated by Reference to Exhibit 4.1 of Registration Statement No. 333-74069).
4.2	Series 2000-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of December 7, 2000 (filed herewith).
4.3	Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999 (Incorporated by Reference to Exhibit 4.2 of Registration Statement No. 333-74069).
4.4	Amendment No. 1 to Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of December 7, 2000 (filed herewith).
9	Voting Trust Agreement: NOT APPLICABLE
10.1	Receivables Purchase Agreement, dated as of March 1, 1994, between Yamaha Motor Corporation, U.S.A. and Yamaha Motor Receivables Corporation (filed herewith).
10.2	Servicing Agreement, dated as of March 1, 1994, between Yamaha Motor Corporation, U.S.A. and the Subservicer (filed herewith).
10.3	Receivables Sale Agreement, dated as of March 1, 1994, between the Subservicer, and Yamaha Motor Corporation, U.S.A., (Incorporated by Reference to Exhibit 10.3 of Registration Statement No. 333-74069).
10.4	First Amendment to Receivables Purchase Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-45516).
10.5	First Amendment to Receivables Sales Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.5 of Registration Statement No. 333-45516).
10.6	First Amendment to the Amended and Restated Master Pooling and Servicing Agreement, dated as of November 19, 1999 (Incorporated by reference to Exhibit 10.6 of Registration Statement No. 333-45516).
10.7	First Amendment to Servicing Agreement, dated as of May 1, 1999, (Incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-45516).
11	Computation of Per Share Earnings: NOT APPLICABLE.
12	Statements re Computation of Ratios: NOT APPLICABLE.
13	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders: NOT APPLICABLE.
16	Letter re Change in Certifying Accountant: NOT APPLICABLE.
18	Letter re Change in Accounting Principles: NOT APPLICABLE.

21	Subsidiaries of the Registrant: NOT APPLICABLE.
22	Published Report Regarding Matters Submitted to Securityholders: NOT APPLICABLE.
23	Consents of Experts and Counsel: NOT APPLICABLE.
24	Power of Attorney: NOT APPLICABLE.
99.1	Aggregate Servicer's Report for the fiscal year ended March 31, 2003
99.2	Annual Servicer's Certificate
99.3	Independent Accountant's Report—Attestation with Management's Assertion Attached (Servicer)
99.4	Annual Subservicer's Certificate
99.5	Independent Accountant's Report—Attestation with Management's Assertion Attached (Subservicer)
  (d)
  Financial Statement Schedules:

  NOT APPLICABLE.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAMAHA MOTOR RECEIVABLES CORPORATION (Depositor with respect to the Yamaha Motor Master Trust) on behalf of the Yamaha Motor Master Trust

Date: June 30, 2003	By:	/s/ RUSSELL D. JURA Russell D. Jura Assistant Secretary

CERTIFICATION

        I, Takuya Watanabe, certify that:

1.
I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Yamaha Motor Receivables Corporation (Depositor with respect to the Yamaha Motor Master Trust) on behalf of the Yamaha Motor Master Trust (collectively, the "Reports");

2.
Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.
Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Amended and Restated Master Pooling and Servicing Agreement for inclusion in the Reports is included in the Reports;

4.
Based on my knowledge and upon the Annual Servicer's Certificate appearing as Exhibit 99.2 to this annual report on Form 10-K and the Annual Subservicer's Certificate appearing as Exhibit 99.4 to this annual report on Form 10-K, and except as disclosed in the Reports, the servicer has fulfilled its obligations under the Amended and Restated Master Pooling and Servicing Agreement; and

5.
The Reports disclose all significant deficiencies related to the servicer's compliance with the minimum servicing standards based upon reports provided by independent public accountants of the servicer and the subservicer, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Amended and Restated Master Pooling and Servicing Agreement, that is included in the Reports.

6.
In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the subservicer.

Date: June 30, 2003

/S/ TAKUYA WATANABE Takuya Watanabe Secretary Treasurer of Yamaha Motor Receivables Corporation (Depositor with respect to the Yamaha Motor Master Trust)

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Exchange Act

        NOT APPLICABLE.

EXHIBIT INDEX

Exhibit Number	Description
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession: NOT APPLICABLE
3.1	Amended and Restated Certificate of Incorporation for Yamaha Motor Receivables Corporation (Incorporated by Reference to Exhibit 3.1 of Registration Statement No. 333-74069).
3.2	By-laws of Yamaha Motor Receivables Corporation (filed herewith).
4.1	Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999, among Yamaha Motor Receivables Corporation, Yamaha Motor Corporation, U.S.A., and the Trustee (Incorporated by Reference to Exhibit 4.1 of Registration Statement No. 333-74069).
4.2	Series 2000-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of December 7, 2000 (filed herewith).
4.3	Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999 (Incorporated by Reference to Exhibit 4.2 of Registration Statement No. 333-74069).
4.4	Amendment No. 1 to Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of December 7, 2000 (filed herewith).
9	Voting Trust Agreement: NOT APPLICABLE
10.1	Receivables Purchase Agreement, dated as of March 1, 1994, between Yamaha Motor Corporation, U.S.A. and Yamaha Motor Receivables Corporation (filed herewith).
10.2	Servicing Agreement, dated as of March 1, 1994, between Yamaha Motor Corporation, U.S.A. and the Subservicer (filed herewith).
10.3	Receivables Sale Agreement, dated as of March 1, 1994, between the Subservicer, and Yamaha Motor Corporation, U.S.A., (Incorporated by Reference to Exhibit 10.3 of Registration Statement No. 333-74069).
10.4	First Amendment to Receivables Purchase Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-45516).
10.5	First Amendment to Receivables Sales Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.5 of Registration Statement No. 333-45516).
10.6	First Amendment to the Amended and Restated Master Pooling and Servicing Agreement, dated as of November 19, 1999 (Incorporated by reference to Exhibit 10.6 of Registration Statement No. 333-45516).
10.7	First Amendment to Servicing Agreement, dated as of May 1, 1999, (Incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-45516).
11	Computation of Per Share Earnings: NOT APPLICABLE.
12	Statements re Computation of Ratios: NOT APPLICABLE.
13	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders: NOT APPLICABLE.
16	Letter re Change in Certifying Accountant: NOT APPLICABLE.
18	Letter re Change in Accounting Principles: NOT APPLICABLE.
21	Subsidiaries of the Registrant: NOT APPLICABLE.

22	Published Report Regarding Matters Submitted to Securityholders: NOT APPLICABLE.
23	Consents of Experts and Counsel: NOT APPLICABLE.
24	Power of Attorney: NOT APPLICABLE.
99.1	Aggregate Servicer's Report for the fiscal year ended March 31, 2003
99.2	Annual Servicer's Certificate
99.3	Independent Accountant's Report—Attestation with Management's Assertion Attached (Servicer)
99.4	Annual Subservicer's Certificate
99.5	Independent Accountant's Report—Attestation with Management's Assertion Attached (Subservicer)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
YAMAHA MOTOR RECEIVABLES CORPORATION (Depositor with respect to the Yamaha Motor Master Trust) on behalf of the Yamaha Motor Master Trust
TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV.
  ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES (Optional Disclosure for Fiscal Years Ending Before December 15, 2003)
  ITEM 16. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8-K
SIGNATURES
CERTIFICATION
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act