Form 10-K
period 2004-03-31
YAMAHA MOTOR RECEIVABLES CORP
filed 2004-06-14
CIK 916095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT
ON

FORM 10-K

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004	Commission file numbers 033-72806, 333- 74069, 333-45516

Yamaha Motor Receivables Corporation

(Exact name of registrant as specified in its charter)

(Depositor with respect to the Yamaha Motor Master Trust)

on behalf of

YAMAHA MOTOR MASTER TRUST

Delaware	33-0592719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6555 Katella Avenue, Suite A Cypress, CA	90630
(Address of principal executive offices)	(Zip Code)

(714) 761-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

NOT APPLICABLE.

DOCUMENTS INCORPORATED BY REFERENCE

NOT APPLICABLE:  No annual report, proxy or information statement, or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “Securities Act”) is incorporated by reference.

YAMAHA MOTOR RECEIVABLES CORPORATION

(Depositor with respect to the Yamaha Motor Master Trust)

on behalf of  the Yamaha Motor Master Trust

TABLE OF CONTENTS

PART I:
ITEM 1.	Business
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders
PART II:
ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
ITEM 9A.	Controls and Procedures
PART III:
ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accounting Fees and Services
PART IV:
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
Exhibit Index

PART I.

ITEM 1.          BUSINESS.

The registrant is a wholly-owned subsidiary of Yamaha Motor Corporation, U.S.A., a California corporation (“Yamaha”).  The registrant was organized for limited purposes, which include purchasing receivables from Yamaha and transferring such receivables to third parties and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with such business purposes, the registrant formed Yamaha Motor Master Trust pursuant to a Master Pooling and Servicing Agreement, originally dated as of March 1, 1994, which was amended and restated by an Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999, among the registrant, as transferor, Yamaha, as servicer, and The Fuji Bank and Trust Company, which has been succeeded by JPMorgan Chase Bank, a New York banking corporation formerly known as The Chase Manhattan Bank, as trustee (the “Trustee”).  GE Commercial Distribution Finance Corporation, a Nevada corporation (the “Subservicer”), performs certain servicing obligations with respect to the receivables pursuant to a Servicing Agreement, dated as of March 1, 1994, as amended by the First Amendment to Servicing Agreement, dated as of May 1, 1999, between Yamaha and the Subservicer and the Second Amendment to Servicing Agreement, dated as of April 1, 2004, between Yamaha and the Subservicer.  The Subservicer’s name was changed from ITT Commercial Finance Corp. to Deutsche Financial Services Corporation on or about May 2, 1995 and from Deutsche Financial Services Corporation to its current name on or about November 1, 2002.

The trust’s assets include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements and other inventory financing arrangements (the “Accounts”) with dealers in motorized products manufactured by Yamaha Motor Company, Ltd., Yamaha Motor Manufacturing Corporation of America and Tennessee Watercraft, Inc. to finance their inventory and collections on the Receivables.  The trust, in turn, from time to time offers certificates representing undivided interests in the assets contained in the trust.

As of March 31, 2004, the trust had the following certificates outstanding that were registered to holders other than the registrant:

Variable Funding Series 1998-1, Class A Asset-Backed Certificates aggregating $175,500,000 (of a possible authorized amount, as of March 31, 2004, of up to $175,500,000(1));

Floating Rate Series 1999-1, Class A Asset-Backed Certificates aggregating $200,000,000;

Floating Rate Series 1999-1, Class B Asset-Backed Certificates aggregating $14,035,000;

Floating Rate Series 2000-1, Class A Asset-Backed Certificates aggregating $171,000,000; and

Floating Rate Series 2000-1, Class B Asset-Backed Certificates aggregating $12,000,000.

(1) As reported in registrant’s Form 8-K filed on April 5, 2004, the maximum authorized amount (defined in the transaction documents as the Variable Funding Series 1998 Class A Maximum Invested Amount), was increased to $250,000,000 on April 5, 2004.

As of March 31, 2004, the trust had the following certificates outstanding that were registered in the name of the registrant:

Variable Funding Series 1998-1, Class B Asset-Backed Certificates aggregating $22,805,084.75 (of a possible authorized amount, as of March 31, 2004, of up to $22,805,085(2));

Floating Rate Series 1999-1, Class C Asset-Backed Certificates aggregating $19,883,041;

Floating Rate Series 2000-1, Class C Asset-Backed Certificates aggregating $17,000,000; and

Exchangeable Transferor Certificate representing a beneficial interest in the trust not evidenced by the other certificates.

(2) As reported in registrant’s Form 8-K filed on April 5, 2004, the maximum authorized amount (defined in the transaction documents as the Variable Funding Series 1998 Class B Maximum Invested Amount), was increased to $32,485,875 on April 5, 2004.

Two series of certificates issued by the registrant are no longer outstanding.  The first such series was issued in 1994 and was registered pursuant to a registration statement which went effective on or about March 18, 1994 under File No. 033-72806.  The second such series was issued in 1995 and registered pursuant to a registration statement which went effective on or about October 20, 1995 under File No. 33-94784.

The Series 1998-1 certificates described above were privately placed and as of March 31, 2004 had not been registered pursuant to the Securities Act.

The Series 1999-1, Class A certificates and Series 1999-1, Class B certificates described above were registered pursuant to the registration statement which went effective May 14, 1999 under File No. 333-74069.  In accordance with the terms of Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999, among registrant, Yamaha and the Trustee, registrant expects to pay (a) the Series 1999-1, Class A certificates in full on June 15, 2004, and beginning on December 1, 2003, began accumulating collections in a principal funding account for this purpose and (b) the Series 1999-1, Class B certificates in full on July 15, 2004, and will begin accumulating collections in a principal funding account during the month of June 2004, for this purpose.

The Series 2000-1, Class A certificates and Series 2000-1, Class B certificates described above were registered pursuant to the registration statement which went effective November 21, 2000 under File No. 333-45516.

ITEM 2.          PROPERTIES.

The property of the trust consists solely of the Receivables and the Accounts, collections thereon, and any related security interests or credit enhancements.  For information regarding property of the trust and payments on the certificates, see the following items:

(a)                                  Aggregate Servicer’s Report for the fiscal year ended March 31, 2004, filed as Exhibit 99.1 to this annual report on Form 10-K;

(b)                                 Monthly Servicer’s Certificates prepared by Yamaha with respect to the Collection Periods during the fiscal year ended March 31, 2004, which are incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Commission on the dates specified below under File No. 033-72806:

Collection Period Ended	Filing Date of Related Form 8-K
April 30, 2003	May 15, 2003
May 31, 2003	June 16, 2003
June 30, 2003	July 15, 2003
July 31, 2003	August 15, 2003
August 31, 2003	September 15, 2003
September 30, 2003	October 15, 2003
October 31, 2003	November 17, 2003
November 30, 2003	December 15, 2003
December 31, 2003	January 15, 2004
January 31, 2004	February 17, 2004
February 29, 2004	March 15, 2004
March 31, 2004	April 15, 2004;

(c)                                  Annual Servicer’s Certificate, with respect to the servicer’s activities during the fiscal year ended March 31, 2004, filed as Exhibit 99.2 to this annual report on Form 10-K;

(d)                                 Independent Accountant’s Report of Independent Accountants to the Servicer - Attestation on Management’s Assertion About Compliance with the Servicing and Administration Requirements of the Amended and Restated Master Pooling and Servicing Agreement, during the period described therein (with Servicer’s Management’s Report on Servicer’s Compliance Attached), filed as Exhibit 99.3 to this annual report on Form 10-K;

(e)                                  Annual Subservicer’s Certificate, with respect to the Subservicer’s activities during the fiscal year ended March 31, 2004, filed as Exhibit 99.4 to this annual report on Form 10-K; and

(f)                                    Independent Accountant’s Report of Independent Accountants to the Subservicer – Attestation on Management’s Assertion About Compliance with the Servicing Requirements of the Servicing Agreement, during the period described therein (with Subservicer’s Management’s Report on Subservicer’s Compliance Attached), filed as Exhibit 99.5 to this annual report on Form 10-K.

ITEM 3.          LEGAL PROCEEDINGS.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As previously disclosed in the Form 8-K filed on April 5, 2004, under File No. 033-72806, registrant amended certain transaction documents.  In accordance with the Variable Funding Series 1998-1 transaction documents, the Variable Funding Series 1998-1 Certificateholders were required to consent to changes to those transaction documents, and did consent to such amendments.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)                                  To the knowledge of the registrant, there is no established public trading market for the certificates.

(b)                                 As of May 27, 2004:

(1)          the Series 1998-1, Class A certificates were held in certificated form by one holder of record;

(2)          the Series 1998-1, Class B certificates were held in certificated form by the registrant as the sole holder of record;

(3)          the Class A and Class B certificates of Series 1999-1 and 2000-1 were held in book-entry form through the facilities of The Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section

17A of the Securities Exchange Act of 1934, as amended.  All outstanding definitive Class A and Class B Certificates of Series 1999-1 and 2000-1 are held by CEDE and Co., the nominee of DTC;

(4)          there were five holders of record (i.e. direct participants in the DTC system listed by DTC as holding positions in such certificates) of the Series 1999-1, Class A certificates;

(5)          there were two such holders of record of the Series 1999-1, Class B certificates;

(6)          there were six such holders of record of the Series 2000-1, Class A certificates;

(7)          there were six such holders of record of the Series 2000-1, Class B certificates; and

(8)          the Class C certificates of Series 1999-1 and Series 2000-1 were held in certificated form by the registrant as the sole holder of record.

(c)                                  Since the trust pays no dividends with respect to the certificates, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the trust.

ITEM 6.          SELECTED FINANCIAL DATA.

NOT APPLICABLE.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

NOT APPLICABLE.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NOT APPLICABLE.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Nothing to report.

ITEM 9A.       CONTROLS AND PROCEDURE.

NOT APPLICABLE.  Disclosure not required of an Asset-Backed Issuer, per Items 307 and 308 of Regulation S-K.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NOT APPLICABLE.

ITEM 11.       EXECUTIVE COMPENSATION.

NOT APPLICABLE.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

While some holders of record hold more than 5% of the invested amount of the certificates of their class, the certificates do not constitute “voting securities” within the meaning of Item 403 of Regulation S-K.  As a result, the information requested by Item 403(a) is inapplicable.  Because the trust has no officers or directors and “control” within the usual meaning of Item 403 is not applicable with respect to the trust, the information requested by Items 403(b) and 403(c) is also inapplicable.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NOT APPLICABLE.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

NOT APPLICABLE.  The registrant is an Asset-Backed Issuer within the meaning of Rule 15d-14(g) under the Securities Exchange Act of 1934, as amended.

PART IV.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8-K.

(a)(1)  and (a)(2)                                   Financial Statements:

NOT APPLICABLE.

(a)(3)  Exhibits: See subparagraph (c) below.

(b)                                 Reports on Form 8-K.

The registrant has filed the reports on Form 8-K for each month during the fiscal year ended March 31, 2004, described under clause (b) in “Item 2 – Properties” of this annual report on Form 10-K.  Such reports were responses to Item 5 of Form 8-K that provided a Monthly Servicer’s Certificate as an Exhibit to each such Form 8-K.  The registrant also filed a report on Form 8-K on April 5, 2004, under File No. 033-72806 in response to Item 5 of Form 8-K regarding the amendments specified in Exhibits 3.1, 4.3, 4.5, 4.8, 10.3, 10.6, Amendment No. 2 to Certificate Purchase Agreement, dated as of April 1, 2004, among registrant, Delaware Funding Company, LLC, JPMorgan Chase Bank, as agent on behalf of the conduit paper holder and the purchaser banks, Yamaha and JPMorgan Chase Bank, as trustee, and Amendment No. 8 to Series 1998-1 Supplement, among registrant, Yamaha and JPMorgan Chase Bank, as trustee.

(c)                                  Exhibits.

Exhibit Number	Description
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession: NOT APPLICABLE.
3.1	Second Amended and Restated Certificate of Incorporation for Yamaha Motor Receivables Corporation (Incorporated by Reference to Exhibit 5.1 of Form 8-K filed April 5, 2004, under File No. 033-72806).
3.2	By-laws of Yamaha Motor Receivables Corporation (Incorporated by Reference to Exhibit 3.2 of Form 10-K filed June 30, 2003, under File No. 033-72806).
4.1

Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999, among Yamaha Motor Receivables Corporation, Yamaha Motor Corporation, U.S.A., and the Trustee (Incorporated by Reference to Exhibit 4.1 of Amendment No. 1 to Registration Statement No. 333-74069).

4.2

First Amendment to the Amended and Restated Master Pooling and Servicing Agreement, dated as of November 19, 1999 (Incorporated by Reference to Exhibit 10.6 of Amendment No. 1 to Registration Statement No. 333-45516).

4.3

Second Amendment to the Amended and Restated Master Pooling and Servicing Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 5.2 of Form 8-K filed April 5, 2004, under File No. 033-72806).

4.4

Series 2000-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of December 7, 2000 (Incorporated by Reference to Exhibit 4.2 of Form 10-K filed June 30, 2003, under File No. 033-72806).

4.5

Amendment No. 1 to Series 2000-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2004  (Incorporated by Reference to Exhibit 5.5 of Form 8-K filed April 5, 2004, under File No.  033-72806).

4.6

Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999 (Incorporated by Reference to Exhibit 4.2 of Amendment No. 1 to Registration Statement No. 333-74069).

4.7

Amendment No. 1 to Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of December 7, 2000 (Incorporated by Reference to Exhibit 4.4 of Form 10-K filed June 30, 2003, under File No.  033-72806).

4.8

Amendment No. 2 to Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of April 1, 2004 (Incorporated by Reference to Exhibit 5.6 of Form 8-K filed April 5, 2004, under File No.  033-72806).

9	Voting Trust Agreement: NOT APPLICABLE.
10.1

Receivables Purchase Agreement, dated as of March 1, 1994, between Yamaha Motor Corporation, U.S.A. and Yamaha Motor Receivables Corporation  (Incorporated by Reference to Exhibit 10.1 of Form 10-K filed June 30, 2003, under File No. 033-72806).

10.2	First Amendment to Receivables Purchase Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement No. 333-45516).
10.3	Second Amendment to Receivables Purchase Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 5.3 of Form 8-K filed April 5, 2004, under File No. 033-72806).
10.4

Servicing Agreement, dated as of March 1, 1994, between Yamaha Motor Corporation, U.S.A. and the Subservicer (Incorporated by Reference to Exhibit 10.2 of Form 10-K filed June 30, 2003, under File No. 033-72806).

10.5	First Amendment to Servicing Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to Registration Statement No. 333-45516).
10.6	Second Amendment to Servicing Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 5.4 of Form 8-K filed April 5, 2004, under File No. 033-72806).
10.7	Receivables Sale Agreement, dated as of March 1, 1994 (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Registration Statement No. 333-74069).
10.8	First Amendment to Receivables Sale Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Registration Statement No. 333-45516).
11	Computation of Per Share Earnings: NOT APPLICABLE.
12	Statements re Computation of Ratios: NOT APPLICABLE.
13	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders: NOT APPLICABLE.
16	Letter re Change in Certifying Accountant: NOT APPLICABLE.
18	Letter re Change in Accounting Principles: NOT APPLICABLE.
21	Subsidiaries of the Registrant: NOT APPLICABLE.
22	Published Report Regarding Matters Submitted to Securityholders: NOT APPLICABLE.
23	Consents of Experts and Counsel: NOT APPLICABLE.
24	Power of Attorney: NOT APPLICABLE.
31	Rule 13a-14(d)/15d-14(d) Certification.
99.1	Aggregate Servicer’s Report for the fiscal year ended March 31, 2004.
99.2	Annual Servicer’s Certificate.
99.3	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer).
99.4	Annual Subservicer’s Certificate.
99.5	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Subservicer).

(d)                                 Financial Statement Schedules:

NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAMAHA MOTOR RECEIVABLES CORPORATION (Depositor with respect to the Yamaha Motor Master Trust) on behalf of the Yamaha Motor Master Trust

By:	/s/ Russell D. Jura
Russell D. Jura
Assistant Secretary

Date: June 14, 2004

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Exchange Act

NOT APPLICABLE.

EXHIBIT INDEX

Exhibit Number	Description
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession: NOT APPLICABLE.
3.1	Second Amended and Restated Certificate of Incorporation for Yamaha Motor Receivables Corporation (Incorporated by Reference to Exhibit 5.1 of Form 8-K filed April 5, 2004, under File No. 033-72806).
3.2	By-laws of Yamaha Motor Receivables Corporation (Incorporated by Reference to Exhibit 3.2 of Form 10-K filed June 30, 2003, under File No. 033-72806).
4.1

Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999, among Yamaha Motor Receivables Corporation, Yamaha Motor Corporation, U.S.A., and the Trustee (Incorporated by Reference to Exhibit 4.1 of Amendment No. 1 to Registration Statement No. 333-74069).

4.2

First Amendment to the Amended and Restated Master Pooling and Servicing Agreement, dated as of November 19, 1999 (Incorporated by Reference to Exhibit 10.6 of Amendment No. 1 to Registration Statement No. 333-45516).

4.3

Second Amendment to the Amended and Restated Master Pooling and Servicing Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 5.2 of Form 8-K filed April 5, 2004, under File No. 033-72806).

4.4

Series 2000-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of December 7, 2000 (Incorporated by Reference to Exhibit 4.2 of Form 10-K filed June 30, 2003, under File No. 033-72806).

4.5

Amendment No. 1 to Series 2000-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2004  (Incorporated by Reference to Exhibit 5.5 of Form 8-K filed April 5, 2004, under File No.  033-72806).

4.6

Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999 (Incorporated by Reference to Exhibit 4.2 of Amendment No. 1 to Registration Statement No. 333-74069).

4.7

Amendment No. 1 to Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of December 7, 2000 (Incorporated by Reference to Exhibit 4.4 of Form 10-K filed June 30, 2003, under File No.  033-72806).

4.8

Amendment No. 2 to Series 1999-1 Supplement to Amended and Restated Master Pooling and Servicing Agreement, dated as of April 1, 2004 (Incorporated by Reference to Exhibit 5.6 of Form 8-K filed April 5, 2004, under File No.  033-72806).

9	Voting Trust Agreement: NOT APPLICABLE.
10.1

Receivables Purchase Agreement, dated as of March 1, 1994, between Yamaha Motor Corporation, U.S.A. and Yamaha Motor Receivables Corporation  (Incorporated by Reference to Exhibit 10.1 of Form 10-K filed June 30, 2003, under File No. 033-72806).

10.2	First Amendment to Receivables Purchase Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement No. 333-45516).
10.3	Second Amendment to Receivables Purchase Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 5.3 of Form 8-K filed April 5, 2004, under File No. 033-72806).
10.4

Servicing Agreement, dated as of March 1, 1994, between Yamaha Motor Corporation, U.S.A. and the Subservicer (Incorporated by Reference to Exhibit 10.2 of Form 10-K filed June 30, 2003, under File No. 033-72806).

10.5	First Amendment to Servicing Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to Registration Statement No. 333-45516).
10.6	Second Amendment to Servicing Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 5.4 of Form 8-K filed April 5, 2004, under File No. 033-72806).
10.7	Receivables Sale Agreement, dated as of March 1, 1994 (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Registration Statement No. 333-74069).
10.8	First Amendment to Receivables Sale Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Registration Statement No. 333-45516).
11	Computation of Per Share Earnings: NOT APPLICABLE.
12	Statements re Computation of Ratios: NOT APPLICABLE.
13	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders: NOT APPLICABLE.
16	Letter re Change in Certifying Accountant: NOT APPLICABLE.
18	Letter re Change in Accounting Principles: NOT APPLICABLE.
21	Subsidiaries of the Registrant: NOT APPLICABLE.
22	Published Report Regarding Matters Submitted to Securityholders: NOT APPLICABLE.
23	Consents of Experts and Counsel: NOT APPLICABLE.
24	Power of Attorney: NOT APPLICABLE.
31	Rule 13a-14(d)/15d-14(d) Certification.
99.1	Aggregate Servicer’s Report for the fiscal year ended March 31, 2004.
99.2	Annual Servicer’s Certificate.
99.3	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer).
99.4	Annual Subservicer’s Certificate.
99.5	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Subservicer).