Form 10-K
period 2004-12-31
YAMAHA MOTOR RECEIVABLES CORP
filed 2005-03-31
CIK 916095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

ON FORM 10-K

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission file numbers 033-72806, 333-
74069, 333-45516

Yamaha Motor Receivables Corporation

(Exact name of registrant as specified in its charter)

(Depositor with respect to the Yamaha Motor Master Trust)

on behalf of

YAMAHA MOTOR MASTER TRUST

Delaware	33-0592719
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6555 Katella Avenue, Suite A Cypress, CA	90630
(Address of principal executive offices)	(Zip Code)

(714) 761-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K   ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

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

TABLE OF CONTENTS

PART I:
ITEM 1.	Business	Page
ITEM 2.	Properties	Page
ITEM 3.	Legal Proceedings	Page
ITEM 4.	Submission of Matters to a Vote of Security Holders	Page
PART II:
ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	Page
ITEM 6.	Selected Financial Data	Page
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Page
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	Page
ITEM 8.	Financial Statements and Supplementary Data	Page
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	Page
ITEM 9A.	Controls and Procedures	Page
PART III:
ITEM 10.	Directors and Executive Officers of the Registrant	Page
ITEM 11.	Executive Compensation	Page
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	Page
ITEM 13.	Certain Relationships and Related Transactions	Page
ITEM 14.	Principal Accounting Fees and Services	Page
PART IV:
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	Page
Signatures		Page
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act		Page
Exhibit Index		Page

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

                In accordance with such business purposes, the registrant formed Yamaha Motor Master Trust pursuant to a Master Pooling and Servicing Agreement, originally dated as of March 1, 1994, which was amended and restated by an Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1999, among the registrant, as transferor, Yamaha, as servicer, and The Fuji Bank and Trust Company, which has been succeeded by JPMorgan Chase Bank N.A. (successor to JPMorgan Chase Bank, a New York banking corporation formerly known as The Chase Manhattan Bank), as trustee (the “Trustee”).  GE Commercial Distribution Finance Corporation, a Delaware corporation (the “Subservicer”), performs certain servicing obligations with respect to the receivables pursuant to a Servicing Agreement, dated as of March 1, 1994, as amended by the First Amendment to Servicing Agreement, dated as of May 1, 1999, between Yamaha and the Subservicer and the Second Amendment to Servicing Agreement, dated as of April 1, 2004, between Yamaha and the Subservicer.  Since Yamaha and the Subservicer entered into the Servicing Agreement in 1994, the Subservicer has changed its name several times between 1994 and 2002.  In addition, on or about October 18, 2004, the Subservicer changed its state of organization from Nevada to Delaware by merging into Transamerica Commercial Finance Corporation, a Delaware corporation, whose stock had been acquired by the Subservicer’s parent company.  The surviving Delaware corporation changed its name to GE Distribution Commercial Finance Corporation.

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

As of December 31, 2004, the trust had the following certificates outstanding that were registered to holders other than the registrant:

Variable Funding Series 1998-1, Class A Asset-Backed Certificates aggregating $250,000,000 (of a possible authorized amount, as of December 31, 2004, of up to $250,000,000);

Floating Rate Series 2000-1, Class A Asset-Backed Certificates aggregating $171,000,000; and

Floating Rate Series 2000-1, Class B Asset-Backed Certificates aggregating $12,000,000.

                As of December 31, 2004, the trust had the following certificates outstanding that were registered in the name of the registrant:

Variable Funding Series 1998-1, Class B Asset-Backed Certificates aggregating $32,485,875.71 (of a possible authorized amount, as of December 31, 2004, of up to $32,485,875.71);

Floating Rate Series 2000-1, Class C Asset-Backed Certificates aggregating $17,000,000; and

Exchangeable Transferor Certificate representing a beneficial interest in the trust not evidenced by the other certificates.

                Three series of certificates issued by the registrant are no longer outstanding.  The first such series was issued in 1994 and was registered pursuant to a registration statement which went effective on or about March 18, 1994 under File No. 033-72806.  The second such series was issued in 1995 and registered pursuant to a registration statement which went effective on or about October 20, 1995 under File No. 33-94784. The third such series was issued in 1999 and registered pursuant to a registration statement which went effective on or about May 14, 1999 under File No. 033-74069.

                The Series 1998-1 certificates described above were privately placed and as of December 31, 2004 had not been registered pursuant to the Securities Act.

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

ITEM 2.                  PROPERTIES.

                The property of the trust consists solely of the Receivables and the Accounts, collections thereon, and any related security interests or credit enhancements.  For information regarding property of the trust and payments on the certificates, see the following items:

(a)                                  Aggregate Servicer’s Report for the period from April 1, 2004 through December 31, 2004, filed as Exhibit 99.1 to this annual report on Form 10-K;

(b)                                 Monthly Servicer’s Certificates prepared by Yamaha with respect to the Collection Periods during the period from April 1, 2004 through December 31, 2004, which are incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Commission on the dates specified below under File No. 033-72806:

Collection Period Ended	Filing Date of Related Form 8-K
April 30, 2004	May 15, 2004
May 31, 2004	June 16, 2004
June 30, 2004	July 15, 2004
July 31, 2004	August 15, 2004
August 31, 2004	September 15, 2004
September 30, 2004	October 15, 2004
October 31, 2004	November 17, 2004
November 30, 2004	December 15, 2004
December 31, 2004	January 15, 2005

(c)                                  Annual Servicer’s Certificate, with respect to the servicer’s activities during the period from April 1, 2004 through December 31, 2004, filed as Exhibit 99.2 to this annual report on Form 10-K;

(d)                                 Report on Management's Assertion on Compliance with Specified Minimum Servicing Standards - Attestation on Management’s Assertion About Compliance with the Servicing and Administration Requirements of the Amended and Restated Master Pooling and Servicing Agreement, during the period from April 1, 2004 through December 31, 2004, filed as Exhibit 99.3 to this annual report on Form 10-K;

(e)                                  Management’s Report on Yamaha Motor Corporation, U.S.A.’s Compliance with Specified Minimum Servicing Standards during the period from April 1, 2004 through December 31, 2004, filed as Exhibit 99.4 to this annual report on Form 10-K;

(f)                                    Annual Subservicer’s Certificate, with respect to the Subservicer’s activities during the period from April 1, 2004 through  December 31, 2004, filed as Exhibit 99.5 to this annual report on Form 10-K;

(g)                                 Independent Accountants’ Report — Attestation on Subservicer's Management’s Assertion About Compliance with the Servicing Requirements of the Servicing Agreement, during the period from April 1, 2004 through December 31, 2004, filed as Exhibit 99.6 to this annual report on Form 10-K; and

(h)                                 Subserver’s Management’s Assertion About Compliance with the Servicing Requirements of the Servicing Agreement, during the period from April 1, 2004 through December 31, 2004, filed as Exhibit 99.7 to this annual report on Form 10-K.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On or about July 6, 2004, registrant amended the Variable Funding Series 1998-1 Supplement to Amended and Restated Pooling and Servicing Agreement to change the terms and conditions for increasing and decreasing the invested amount under such supplement.  In accordance with the Variable Funding Series 1998-1 transaction documents, the Variable Funding Series 1998-1 Certificateholders were required to consent to such changes, and did consent to such amendments.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)                                  To the knowledge of the registrant, there is no established public trading market for the certificates.

(b)                                 As of December 31, 2004:

(1)          the Series 1998-1, Class A certificate was held in certificated form by one holder of record;

(2)          the Series 1998-1, Class B certificate was held in certificated form by the registrant as the sole holder of record;

(3)          the Class A and Class B certificates of Series 2000-1 were held in book-entry form through the facilities of The Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.  All outstanding definitive Class A and Class B Certificates of Series 2000-1 are held by CEDE and Co., the nominee of DTC;

(4)          there was one holder of record (i.e. direct participants in the DTC system listed by DTC as holding positions in such certificates) of the Series 2000-1, Class A certificates;

(5)          there was one holder of record (i.e. direct participants in the DTC system listed by DTC as holding positions in such certificates) of the Series 2000-1, Class B certificates; and

(6)          the Class C certificate  for  Series 2000-1 was held in certificated form by the registrant as the sole holder of record.

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

                NOT APPLICABLE.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                NOT APPLICABLE.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                As previously disclosed in the Form 8-K filed on February 8, 2005, under File No 033-72806 on February 10, 2005, as amended by Form 8-K/A filed on March 16, 2005, under File No. 033-72806 (i) PricewaterhouseCoopers (“PWC”) declined re-appointment as the registrant’s principal accountant for the performance of agreed upon procedures and related servicer reviews required under the Amended and Restated Pooling and Servicing Agreement, based on staffing considerations at PWC, and (ii) the registrant retained Ernst & Young LLP (“E&Y”), as its principal accountants, to perform the attestation on the management's assertion regarding compliance with specified minimum servicing standards required under the Amended and Restated Pooling and Servicing Agreement.

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8-K.

        (a)(1)  and (a)(2)            Financial Statements:

                NOT APPLICABLE.

        (a)(3)  Exhibits: See subparagraph (c) below.

(b)                                 Reports on Form 8-K.

The registrant has filed the reports on Form 8-K for each month during the fiscal year ended December 31, 2004, described under clause (b) in “Item 2 — Properties” of this annual report on Form 10-K.  Such reports were responses to Item 5 of Form 8-K that provided a Monthly Servicer’s Certificate as an Exhibit to each such Form 8-K.  The registrant also filed a report on Form 8-K on February 10, 2005, under File No. 033-72806 and a report on Form 8-K/A on March 16, 2005, under File No. 72806 in response to Item 5 of Form 8-K Dismissal of Servicer’s Principal Accountant for Certain Services and Servicer’s Engagement of New Principal Accountant.

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

10.5	First Amendment to Servicing Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to Registration Statement No. 333-45516).
10.6	Second Amendment to Servicing Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 5.4 of Form 8-K filed April 5, 2004, under File No. 033-72806).
10.7	Receivables Sale Agreement, dated as of March 1, 1994 (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Registration Statement No. 333-74069).
10.8	First Amendment to Receivables Sale Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Registration Statement No. 333-45516).
11	Computation of Per Share Earnings: NOT APPLICABLE.
12	Statements re Computation of Ratios: NOT APPLICABLE.
13	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders: NOT APPLICABLE.
16	Letter re Change in Certifying Accountant: (Incorporated by reference to Exhibit 16.1 of Form 8-K/A filed under File No. 033-72806).
18	Letter re Change in Accounting Principles: NOT APPLICABLE.
21	Subsidiaries of the Registrant: NOT APPLICABLE.
22	Published Report Regarding Matters Submitted to Securityholders: NOT APPLICABLE.
23	Consents of Experts and Counsel: NOT APPLICABLE.

24	Power of Attorney: NOT APPLICABLE.
31	Rule 13a-14(d)/15d-14(d) Certification.
99.1	Aggregate Servicer’s Report for the period from April 1, 2004 through December 31, 2004.
99.2	Annual Servicer’s Certificate.
99.3	Report on Management's Assertion on Compliance with Specified Minimum Servicing Standards — Attestation on Management’s Assertion.
99.4	Management’s Assertion (Servicer).
99.5	Annual Subservicer’s Certificate.
99.6	Independent Accountants’ Report - Attestation on Subservicer's Management’s Assertion.
99.7	Management's Assertion (Subservicer).

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

Date: March 31, 2005

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

10.5	First Amendment to Servicing Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to Registration Statement No. 333-45516).
10.6	Second Amendment to Servicing Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 5.4 of Form 8-K filed April 5, 2004, under File No. 033-72806).
10.7	Receivables Sale Agreement, dated as of March 1, 1994 (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Registration Statement No. 333-74069).
10.8	First Amendment to Receivables Sale Agreement, dated as of May 1, 1999 (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Registration Statement No. 333-45516).
11	Computation of Per Share Earnings: NOT APPLICABLE.
12	Statements re Computation of Ratios: NOT APPLICABLE.
13	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders: NOT APPLICABLE.
16	Letter re Change in Certifying Accountant: (Incorporated by reference to Exhibit 16.1 of Form 8-K/A filed under File No. 033-72806).
18	Letter re Change in Accounting Principles: NOT APPLICABLE.
21	Subsidiaries of the Registrant: NOT APPLICABLE.
22	Published Report Regarding Matters Submitted to Securityholders: NOT APPLICABLE.
23	Consents of Experts and Counsel: NOT APPLICABLE.
24	Power of Attorney: NOT APPLICABLE.
31	Rule 13a-14(d)/15d-14(d) Certification.
99.1	Aggregate Servicer’s Report for the period from April 1, 2004 through December 31, 2004.
99.2	Annual Servicer’s Certificate.
99.3	Report on Management's Assertion on Compliance with Specified Minimum Servicing Standards — Attestation on Management’s Assertion.
99.4	Management’s Assertion (Servicer).
99.5	Annual Subservicer’s Certificate.
99.6	Independent Accountants’ Report - Attestation on Subservicer's Management’s Assertion.
99.7	Management's Assertion (Subservicer).